Form 10QSB
period 2003-06-30
CASH 4 HOMES 247
filed 2004-08-19
CIK 1243445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:  For period ending June 30, 2003

|_|  Transition Report Under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File Number 000-50317

CASH 4 HOMES 247
(Exact name of registrant as specified in its charter)

Nevada	95-4558335
(State of Incorporation)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103
(Address of Principal Executive Offices) (Zip Code)

(702) 355-3103
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2003, the registrant had 176,116,662 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2003 (UNAUDITED)

ASSET
Current Asset
Cash and cash equivalents	$ -

Total Current Asset	-

TOTAL ASSET	$ - ========
LIABILITY AND STOCKHOLDERS' (DEFICIT)

LIABILITY
Current Liability
Accounts payable and accrued expenses	$ 12,195

Total Current Liability	12,195

Total Liability	12,195

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.0001, 10,000,000 shares authorized and 10,000,000 shares issued and outstanding
1,000
Common stock, par value $.0001, 490,000,000 shares authorized and 166,116,662 shares issued and outstanding
16,612
Additional paid-in capital	4,789,666
Deficit accumulated during the development stage	(4,819,473)
Total Stockholders' (Deficit)	(12,195)

TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)	$ - =========

The accompanying notes are an integral part of the condensed financial statements


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		May 17, 1996
	2003	2002	2003	2002	to June 30, 2003

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	-	-	-	5,478
TV programming	-	-	-	-	800
Consulting	2,001,000	-	2,001,000	-	2,001,000
Service fees	5,770	425	2,723	-	6,195
Professional fees	6,000	-	6,000	-	6,000
Total Operating Expenses	2,012,770	425	2,009,723	-	2,019,473

OTHER (EXPENSE)

Unrealized loss on investment	(2,800,000)	-	(2,800,000)	-	(2,800,000)

Total other (expense)	(2,800,000)	-	(2,800,000)	-	(2,800,000)

NET LOSS APPLICABLE TO COMMON SHARES	$ (4,812,770) ============	$ (425) ============	$ (4,809,723) ============	$ - ===========	$ (4,819,473) ==============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0559) ============	$ (0.0000) ===========	$ (0.0632) ===========	$ - ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	86,116,662 ============	33,172,991 ===========	76,116,662 ===========	33,172,991 ===========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

Cumulative Totals

May 17, 1996

	2003	2002	to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,812,770)	$ (425)	$ (4,819,473)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock issued for services	2,001,000	-	2,004,778
Unrealized loss on investment	2,800,000	-	2,800,000

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	11,770	425	12,195
Total adjustments	4,812,770	425	4,816,973

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ - ======	==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Shares issued for services	$ 2,001,000 ==========	$ - =======	$ 2,004,778 ==========
Shares issued for acquisition	$ 2,800,000 ==========	$ - =======	$ 2,800,000 ==========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated as Overtime, Ltd. on May 17, 1996, under laws of the State of Nevada. Later the Company was named Callwriter, Inc. On November 10, 1999, the Company changed its name to American Broadsports. On November 29, 1999, the Company changed its name to Sierra Pacific Gypsum Corporation. On June 15, 2000, the Company changed its name to Sanitec Holdings USA. On November 29, 2000, the Company changed its name to Co-Media, Inc. On June 27, 2001, the Company changed its name to Select, Inc. and then changed it back to Co-Media, Inc. on October 22, 2001. On January 7, 2002, the Company changed its name to The Jarvis Group, Inc. On May 7, 2003, the Company changed its name to Cash 4 Homes 247.

The business purpose of the Company is to franchise nationally a system for acquiring and marketing real estate properties owned by motivated sellers.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its efforts to developing the marketing of the real estate properties.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net loss	$ (4,812,770)	$ (425)
Weighted average common shares outstanding (Basic)	86,116,662	33,172,991

Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	86,116,662 =========	33,172,991 =========

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” which eliminated the pooling of interest method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001.  SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill (of which the Company has not recognized such intangible asset) and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.  The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In August 2002, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of.  The new rules significantly change what would have to be met to classify an asset as held for sale.  In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business.  The Company is required to apply SFAS No. 144 as of October 1, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking‑Fund Requirements.  This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales‑leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales‑leaseback transactions.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements (Continued)

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At June 30, 2003 and 2002 deferred tax assets consist of the following:

	2003	2002
Net operating loss carryforwards	1,445,842	1,428
Less: valuation allowance	1,445,842)	(1,428)
Net deferred tax assets	- ========	- ==========

Net operating losses totaling approximately $4,819,000 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2003, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

The Company has amended their Articles of Incorporation at various times amending the authorized share level and par value. As stated the current authorized level is 490,000,000 common shares with a par value of $.0001.
The following details the stock transactions for since inception:

In May 1996, the Company issued 25,000 shares of common stock for $2,500 at a value of $.10 per share.

The Company on November 10, 1998 had a 100 for 1 stock split. On November 15, 1999, the Company had a 3 for 1 stock split.

In the second quarter of 2000, the Company issued 4,675,000 shares of common stock for services rendered at a value of $.0001 per share, the then fair value of the common stock at the date of issuance.

In the second quarter of 2001, the Company issued 5,665,176 shares of common stock for services rendered at a value of $.0001 per share, the then fair value of the common stock at the date of issuance.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 4-               STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock(Continued)

On November 5, 2001, the Company reverse split its common stock 1 for 20. On November 5, 2001, the Company also issued 8,000,000 shares of common stock for services at a value of $.0001 per share for a value of $800, the then fair value of the stock at the time of issuance.

On January 8, 2002, the Company split its common stock 3 for 1.

On May 17, 2002, the Company issued 19,440,611 shares of common stock for equipment. The shares were valued at $.0001 per share for a value of $1,944, the then fair value of the stock at the time of issuance. Subsequent to the issuance, the equipment was deemed to be worthless, and the Company impaired the equipment to $0.

On May 7, 2003, the Company issued 70,000,000 shares of common stock in exchange for 100% of the outstanding shares of Vu Buy Properties, Inc. The value of these shares were $.04 per share for a value of $2,800,000, the then current fair value of the shares at the time of acquisition. On June 25, 2003, the Company exchanged 100% of the stock it acquired in the Vu Buy Properties, Inc. transaction, for 1,000 shares of common stock of Univa Estates, Inc., a private company, and entered into an agreement with Univa to provide funding to develop franchise agreements, marketing materials, and business plans for the sale of Vu Buy franchises. The Univa stock was valued at the cost basis, and subsequently written down to $0. This is reflected as an unrealized loss on the condensed statements of operations for the six months ended June 30, 2003.

Additionally, on May 7, 2003 the Company issued 50,000,000 shares of common stock for consulting services valued at $.04 per share for a value of $2,000,000, the then fair value of the stock at the time of issuance.

Preferred Stock

The Company on May 7, 2003, authorized the issuance of 10,000,000 shares of convertible preferred stock with a par value of $.0001.

These shares are convertible into common stock at a 5 for 1 ratio. All 10,000,000 shares were issued on May 7, 2003 for services. The value of these shares were par value, $1,000.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE 5-               GOING CONCERN

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These condensed financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The discussion in this Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

The Company has had no operations during this quarter.  Management discussions centered on the need for additional financing.  Due to an earlier set back resulting from the nature of short selling by brokers on the pink sheet market the Company has resolved that it should file all its Securities and Exchange Commission delinquent quarterly and annual filings and ultimately seek application to the OTCBB market.  There is no guaranty that the Company will be able to achieve this endeavor, however, Management is working hard towards this goal.  The OTCBB market exposure should enable the Company to raise additional capital which is vital for its continued operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2. Changes in Securities

None

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of matters To a Vote of Security Holders

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

CASH 4 HOMES 247
Dated: August 18, 2004	By: /s/ Gordon Forgey Gordon Forgey, President

I, Gordon Forgey, certify that:

1.             I have reviewed this quarterly report on Form 10Q-SB of Cash 4 Homes 247;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.             The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 18, 2004	By: /s/ Gordon Forgey Gordon Forgey, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Gordon Forgey, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Cash 4 Homes 247.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 18, 2004	By: /s/ Gordon Forgey Gordon Forgey, President
