Form 10QSB
period 2003-09-30
CASH 4 HOMES 247
filed 2004-08-19
CIK 1243445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:  For period ending September 30, 2003

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

As of September 30, 2003, the registrant had 86,116,662 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2003 (UNAUDITED)

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


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		May 17, 1996
	2003	2002	2003	2002	to Sept. 30, 2003

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	-	-	-	5,478
TV programming	-	-	-	-	800
Consulting	2,001,000	-	-	-	2,001,000
Service fees	5,770	425	-	-	6,195
Professional fees	6,000	-	-	-	6,000
Total Operating Expenses	2,012,770	425	-	-	2,019,473

OTHER (EXPENSE)

Unrealized loss on investment	(2,800,000)	-	-	-	(2,800,000)

Total other (expense)	(2,800,000)	-	-	-	(2,800,000)

NET LOSS APPLICABLE TO COMMON SHARES	$ (4,812,770) ============	$ (425) ============	$ - ============	$ - ===========	$ (4,819,473) ==============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0427) ============	$ (0.0000) ============	$ - ============	$ - ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	112,783,329 ============	37,504,168 ===========	166,116,662 ===========	37,504,168 ===========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

Cumulative Total

May 17, 1996

	2003	2002	to Sept. 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,812,770)	$ (425)	$ (4,819,473)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock issued for services	2,001,000	-	2,004,778
Unrealized loss on investment	2,800,000	-	2,800,000

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	11,770	425	12,195
Total adjustments	4,812,770	425	4,816,973

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ - =========	==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Shares issued for services	$ 2,001,000 ==========	$ - =========	$ 2,004,778 ==========
Shares issued for acquisition	$ 2,800,000 ==========	$ - =========	$ 2,800,000 ==========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements(Continued)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2003 and 2002 deferred tax assets consist of the following:

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

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2003, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

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

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Gordon Forgey, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended September 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Cash 4 Homes 247.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 18, 2004	By: /s/ Gordon Forgey Gordon Forgey, President
