Form 10KSB
period 2003-12-31
CASH 4 HOMES 247
filed 2004-08-20
CIK 1243445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number: 50317

CASH 4 HOMES 247
(Name of small business issuer in its charter)

6767 West Tropicana Avenue, Suite 204
Las Vegas, Nevada USA, 89103
(registered office)

Securities Registered under Section 12(b) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]      No [ ]

The issuer's revenues for its most recent fiscal year were $0.00.

As of December 31, 2003 the registrant had 176,116,482 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Issuer Disclosure Format (check one):  Yes [ ]      No [X]


CASH 4 HOMES 247

TABLE OF CONTENTS

PART I........................................................................

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................

   ITEM 2.  DESCRIPTION OF PROPERTY...........................................

   ITEM 3.  LEGAL PROCEEDINGS.................................................

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............

PART II.......................................................................

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................

   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

   CONTROL AND FINANCIAL DISCLOSURE...........................................

   ITEM 8A. CONTROLS AND PROCEDURES..........................................

PART III.....................................................................

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;

   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........................

   ITEM 10. EXECUTIVE COMPENSATION...........................................

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   AND RELATED STOCKHOLDER MATTERS...........................................

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................

   SIGNATURES................................................................

CERTIFICATIONS*..............................................................

EXHIBIT......................................................................


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cash 4 Homes 247 is a Nevada corporation which was originally formed on May 17, 1996.  Its principal place of business is located at 6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103.  The Company was organized to engage in any lawful corporate business.  Cash 4 Homes 247 has been in the developmental stage since inception and has no operating history other than organizational matters.

On May 7, 2003, the Company changed its name to Cash 4 Homes 247 and increased the number of authorized shares to 490,000,000 common shares at $.0001 par value and 10,000,000 shares of Series A Convertible Preferred Stock at $.0001.  For other name changes refer to page 6 of the audited financial statements for March 31, 2003.

Shares were issued pursuant to page 6 of the audited financial statements for the quarter ended March 31, 2003.

Cash 4 Homes 247 was organized on May 17, 1996, under the laws of the State of Nevada.  Cash 4 Homes 247 has limited start-up operations and in accordance with SFAS #7, is considered a development stage Company.

The primary activity of Cash 4 Homes 247 is investing in real estate with equities in excess of their acquisition costs.

Cash 4 Homes 247 has not selected any other company as an acquisition target or merger partner and does not intend to merge with or acquire any other business entity at this time.

Cash 4 Homes 247 is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase Cash 4 Homes 247's access to financial markets. In the event  Cash 4 Homes 247's obligation to file periodic reports is suspended pursuant to the Exchange Act,  Cash 4 Homes 247 anticipates that it will continue to voluntarily file such reports.

FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, expectations in conjunction with forward-looking statements contained in this Statement.

ITEM 2.  DESCRIPTION OF PROPERTY

Cash 4 Homes 247 neither owns nor leases any real property at this time, and conducts its business from the Vu Buy Properties,
Inc. office, which is approximately 300 square feet, leased for $889.00 per month and located at 6767 West Tropicana Avenue, Suite
204, Las Vegas, Nevada 89103.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Cash 4 Homes 247 common stock has been quoted for trading on the pink sheets since May 29, 2003.  Accordingly, there has been a limited public market for the Company's common stock. The following table sets forth high and low bid prices for the common stock for our fiscal year ending December 31, 2003.  These prices represent quotations between dealers without adjustment for retail markup, markdown or commission and may or may not represent actual transactions.

     Fiscal
Period
High        Low

     2003

     First
Quarter
$0.00     $0.00

     Second Quarter
$0.23     $0.20

     Third Quarter
    $0.24     $0.03

     Fourth Quarter
$0.04     $0.01

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, expectations in conjunction with forward-looking statements contained in this Statement.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm -
2003

Independent Auditors' Report - 2002

Balance Sheet as of December 31, 2003 and 2002

Statements of Operations for the Years Ended

December 31, 2003 and 2002 with Cumulative

Totals Since Inception

Statements of Changes in Stockholders’ Deficit for the

     Period May 17, 1996 (Inception) to December 31, 2003

Statements of Cash Flows for the Years Ended December 31, 2003

    and 2002 with Cumulative Totals Since Inception

Notes to Financial Statements


BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cash 4 Homes 247

Las Vegas, Nevada

We have audited the accompanying balance sheet of Cash 4 Homes 247 as of December 31, 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended with cumulative totals since inception, May 17, 1996.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will
continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Cash 4 Homes 247 as of December 31, 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

Gibbsboro, New Jersey

August 17, 2004

MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC
ACCOUNTANTS

INDEPENDENT ACCOUNTANT’S REPORT

To the Board of Directors and Stockholders

Of Jarvis Group, Inc. (Formerly Co-Media, Inc.)

Las Vegas, Nevada

I have audited the accompanying balance sheets of The Jarvis Group, Inc. (a development state company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders’ equity for the years ended, as well as the cumulative period from May 17, 1996 (date of inception) to December 31, 2002. These statements are the responsibility of The Jarvis Group, Inc.’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit of obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The
Jarvis Group, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders’ equity for the years then ended, as well as the cumulative period from May 17, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

David  E. Coffey

Las Vegas, Nevada

June 14, 2003


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2003 AND 2002

 ASSET

 2003

 2002

 Current Asset

   Cash and cash equivalents

 $        -

 $       -

     Total Current Asset

          -

         -

 TOTAL ASSET

 $        -
 ==========

 $       -
 =========

 LIABILITY AND STOCKHOLDERS' (DEFICIT)

 LIABILITY

 Current Liability

   Accounts payable and accrued expenses

 $  12,195

 $     425

       Total Current Liability

    12,195

       425

       Total Liability

    12,195

       425

 STOCKHOLDERS' (DEFICIT)

 Preferred stock, par value $.0001, 10,000,000 and 0 shares authorized and 10,000,000 and 0 shares issued and outstanding

 1,000

 -

 Common stock, par value $.0001, 490,000,000 and 50,000,000 shares authorized and 166,116,662 and 46,116,662 shares issued and outstanding

 16,612

 4,612

   Additional paid-in capital

 4,789,666

 1,666

   Deficit accumulated during the development stage

 (4,819,473)

    (6,703)

       Total Stockholders' (Deficit)

   (12,195)

      (425)

 TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)

 $       -
 =========

 $       -
 =========

The accompanying notes are an integral part of the financial statements.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(WITH CUMLATIVE TOTALS SINCE INCEPTION)

 Cumulative Totals
 May 17, 1996
 to December 31, 2003

 2003

 2002

 INCOME

 $                 -

 $                  -

 $
-

 OPERATING EXPENSES

 Administrative expenses

 -

 1,944

 5,478

 TV programming

 -

 -

 800

 Consulting

 2,001,000

 -

 2,001,000

 Service fees

 5,770

 425

 6,195

 Professional fees

           6,000

                    -

             6,000

        Total Operating Expenses

    2,012,770

              2,369

      2,019,473

 OTHER (EXPENSE)

 Unrealized loss on investment

 (2,800,000)

-

 (2,800,000)

      Total other (expense)

 (2,800,000)

-

 (2,800,000)

 NET LOSS APPLICABLE TO COMMON SHARES

   $   (4,812,770)
 ===========

   $          (2,369)
 ===========

   $        (4,819,473)
 =============

NET LOSS PER BASIC AND DILUTED SHARES

   $        (0.0382)
 ===========

   $        (0.0001)
 ===========

 WEIGHTED AVERAGE NUMBER OF COMMON

     SHARES OUTSTANDING

 126,116,662
 ==========

 39,669,791
 ===========

The accompanying notes are an integral part of the financial statements.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FROM MAY 17, 1996 (INCEPTION) TO DECEMBER 31, 2003

 Additional
 Paid-in
 Capital

Deficits Accumulated

 Preferred Stock

 Common Stock

 During the Development

   Shares

 Amount

   Shares

 Amount

 Stage

Total

 Balance, May 17, 1996

               -

   $             -

-

   $             -

   $
-

$
-

$
-

 Common stock issued for cash

                 -

                -

            25,000

            2,500

            -

-

                  2,500

 Net loss – 1996

-

                -

-

-

-

(2,500)

                 (2,500)

 Balance, December 31, 1996

                 -

                -

            25,000

            2,500

-

                   (2,500)

-

 Net loss - 1997

-

                 -

-

-

-

-

-

 Balance, December 31, 1997

                 -

                -

            25,000

             2,500

-

                   (2,500)

-

 Change in par value to $.0001

                 -

                -

-

          (2,498)

                2,498

-

-

 Stock split 100 for 1

                 -

                -

       2,475,000

               248

                 (248)

-

    -

 Net loss - 1998

-

                -

-

-

-

-

-

 Balance, December 31, 1998

                 -

                -

       2,500,000

               250

                2,250

                   (2,500)

-

 Stock split 3 for 1

                 -

                -

       5,000,000

               500

                 (500)

-

-

 Net loss - 1999

-

                -

-

-

   -

-

-

 Balance, December 31, 1999

                 -

                -

       7,500,000

               750

                1,750

                   (2,500)

            -

 Issuance of common shares for services

                 -

                -

       4,675,000

               468

-

-

468

 Net loss - 2000

-

                -

-

-

-

(468)

(468)

 Balance, December 31, 2000

                 -

                 -

     12,175,000

            1,218

                1,750

                   (2,968)

-

 Issuance of common shares for services

                 -

                -

       5,665,176

                566

-

-

566

 Reverse stock split 1 for 20

                 -

                -

    (16,948,159)

          (1,695)

                1,695

                -

-

 Issuance of common shares for services

                 -

                -

       8,000,000

               800

-

-

          800

 Net loss - 2001

-

                -

-

-

-

(1,366)

                 (1,366)

 Balance, December 31, 2001

                 -

                -

       8,892,017

               889

                3,445

                   (4,334)

-

 Stock split 3 for 1

                 -

                -

     17,784,034

            1,779

              (1,779)

-

-

 Issuance of stock for equipment

                 -

                -

     19,440,611

            1,944

   -

-

                  1,944

 Net loss - 2002

-

                -

-

-

-

(2,369)

                  (2,369)

 Balance, December 31, 2002

                 -

                -

     46,116,662

            4,612

                1,666

                   (6,703)

(425)

 Issuance of stock for investment

                 -

                -

     70,000,000

            7,000

         2,793,000

-

           2,800,000

 Issuance of stock for services

 10,000,000

          1,000

     50,000,000

             5,000

         1,995,000

-

           2,001,000

 Net loss - 2003

-

                -

-

-

-

            (4,812,770)

          (4,812,770)

 Balance, March 31, 2004

 10,000,000
 ========

   $ 1,000.00
 =========

   166,116,662
 ==========

   $      16,612
 =========

   $     4,789,666
 ===========

   $        (4,819,473)
 =============

   $           (12,195)
 ============

The accompanying notes are an integral part of the consolidated financial statements.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(WITH CUMLATIVE TOTALS SINCE INCEPTION)

 Cumulative Totals

 May 17, 1996

 2003

 2002

 to December 31, 2003

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

 CASH FLOWS FROM FINANCING ACTIVITES

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
 ==========

 =============

 SUPPLEMENTAL DISCLOSURE OF NONCASH

    INFORMATION:

      Shares issued for services

   $    2,001,000
 ==========

   $                 -
 ==========

 $             2,004,778
 ==============

     Shares issued for acquisition

   $    2,800,000
 ==========

   $                 -
 ==========

 $             2,800,000
 ==============

The accompanying notes are an integral part of the financial statements.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1-                ORGANIZATION AND BASIS
OF PRESENTATION

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


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(CONTINUED)

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

 YEAR ENDED
 DECEMBER 31,

           2003

           2002

 Net loss

 $    (4,812,770)

 $         (2,369)

 Weighted average common shares outstanding (Basic)

 126,116,662

 39,669,791

      Options

 -

    -

      Warrants

                 -

                 -

 Weighted average common shares outstanding (Diluted)

 126,116,662
 ==========

 39,669,791
 ==========

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(CONTINUED)

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


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

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


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

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

NOTE 3-                PROVISION FOR
INCOME TAXES

The Company accounts for income taxes using the liability method.   At December 31, 2003 and 2002 deferred tax assets
consist of the following:

 2003

 2002

 Net operating loss carryforwards

 1,445,842

 2,011

 Less: valuation allowance

   (1,445,842)

             (2,011)

 Net deferred tax assets

      -
 ========

    -
 ==========

Net operating losses totaling approximately $4,819,000 are currently available and begin to expire in
2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4-                STOCKHOLDERS’
DEFICIT

Common Stock

As of December 31, 2003, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 4-                STOCKHOLDERS’
DEFICIT (CONTINUED)

Common Stock(Continued)

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
transaction, for 1,000 shares of common stock of Univa Estates, Inc., a private company, and entered into an agreement with Univa to provide funding to develop franchise agreements, marketing materials, and business plans for the sale of Vu Buy franchises. The
Univa stock was valued at the cost basis, and subsequently written down to $0. This is reflected as an unrealized loss on the condensed statements of operations for the year ended December 31, 2003.

Additionally, on May 7, 2003 the Company issued 50,000,000 shares of common stock for consulting services valued at $.04 per share for a value of $2,000,000, the then fair value of the stock at the time of issuance.


CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2003 AND 2002

NOTE 4-                STOCKHOLDERS’
DEFICIT (CONTINUED)

Preferred Stock

The Company on May 7, 2003, authorized the issuance of 10,000,000 shares of convertible preferred stock with a par value of
$.0001.

These shares are convertible into common stock at a 5 for 1 ratio. All 10,000,000 shares were issued on May 7, 2003 for services. The value of these shares were par value, $1,000.

NOTE 5-                GOING
CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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


TEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND

         FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Areas where significant estimates have been applied include the valuation of assets and revenue recognition. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

O             Property and Equipment are amortized over their
estimated useful lives. The carrying values of Property and Equipment are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.

O             Revenue is recognized at the time of billing for
completed services.

Recent Accounting Pronouncements

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company's financial statements.

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No.130
requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income
(loss) consist of a net loss.

In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB
101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of Cash 4 Homes 247 as of
December 31, 2003:

Name

Age

Position

Pamela Harrison

35

President, Secretary, Treasurer and Sole Director

Pamela Harrison is an experienced real estate investor in Las Vegas who has worked as a secretary and medical insurance billings specialist for eight (8) years.

ITEM 10.  EXECUTIVE COMPENSATION

There is no executive compensation given to any officers and directors of the company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as at December 31, 2003, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and (iii)
all executive officers and directors as a group:

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Approved by the Board of Directors but not issued yet

Title of Class

Name of Owner

Shares Beneficially Owned

Percentage Ownership

Preferred

Pamela Harrison Trustee of the Brown Lychee Trust

10,000,000

5.5%

Common

Pamela Harrison

3,500,000

.02%

Common

Pamela Harrison, Trustee of the Alex Irrevocable Trust

3,430,000

.02%

Common

Pamela Harrison, Trustee of the Brown Lychee Insurance Trust

53,060,000

29.48%

Common

Pamela Harrison, Trustee of the Mekela Irrevocable Trust

3,430,000

.02%

Common

Pamela Harrison, Trustee of the Thomas Irrevocable Trust

3,430,000

.02%

Total Shares Held

78,850,000

35.06%

All the above will be restricted pursuant to Rule 144.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 and
32.1
Attached

Reports filed on Form
8-K
None

Reports required to be filed by Regulation S-X
None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of Cash 4 Homes 247 annual financial statements and review of financial statements included in Cash 4 Homes 247 form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was $0.

Audit - Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH 4 HOMES 247

Date:  August 19,
2004
By: /s/ Gordon Forgey

                                                                                      Gordon Forgey, President