Form 10QSB
period 2004-03-31
CASH 4 HOMES 247
filed 2004-08-20
CIK 1243445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:  For period ending March 31, 2004

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

As of March 31, 2004, the registrant had 166,116,662 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2004 (UNAUDITED)

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


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
(WITH CUMLATIVE TOTALS SINCE INCEPTION)

	THREE MONTHS ENDED

Cumulative Totals

	MARCH 31,		May 17, 1996
	2004	2003	to March 31, 2004

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	-	5,478
TV programming	-	-	800
Consulting	-	-	2,001,000
Service fees	-	3,047	6,195
Professional fees	-	-	6,000
Total Operating Expenses	-	3,047	2,019,473

OTHER (EXPENSE)

Unrealized loss on investment	-	-	(2,800,000)

Total other (expense)	-	-	(2,800,000)

NET LOSS APPLICABLE TO COMMON SHARES	$ - ============	$ (3,047) ===========	$ (4,819,473) ==============

NET LOSS PER BASIC AND DILUTED SHARES	$ - ============	$ (.0001) ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	166,116,662 ===========	46,116,662 ===========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
(WITH CUMLATIVE TOTALS SINCE INCEPTION)

Cumulative Totals

May 17, 1996

	2004	2003	to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ (3,047)	$ (4,819,473)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock issued for services	-	-	2,004,778
Unrealized loss on investment	-	-	2,800,000

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	-	3,047	12,195
Total adjustments	-	3,047	4,816,973

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ - =========	==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Shares issued for services	$ - ==========	$ - =========	$ 2,004,778 ==========
Shares issued for acquisition	$ - ==========	$ - =========	$ 2,800,000 ==========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2004 (UNAUDITED)

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
MARCH 31, 2004 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2004	20023
Net loss	$ -	$ (3,047)
Weighted average common shares outstanding (Basic)	166,116,662	46,116,662
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	166,116,662 ===========	46,116,662 =========

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
MARCH 31, 2004 (UNAUDITED)

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
MARCH 31, 2004 (UNAUDITED)

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

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.    At March 31, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003
Net operating loss carryforwards	1,445,842	2,925
Less: valuation allowance	(1,445,842)	(2,925)
Net deferred tax assets	- ========	- ==========

Net operating losses totaling approximately $4,819,000 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2004, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

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
MARCH 31, 2004 (UNAUDITED)

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
MARCH 31, 2004 (UNAUDITED)

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