Form 10QSB
period 2004-06-30
CASH 4 HOMES 247
filed 2004-08-20
CIK 1243445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:  For period ending June 30, 2004

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

As of June 30, 2004, the registrant had 166,116,662 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

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


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		May 17, 1996
	2004	2003	2004	2003	to June 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	-	-	-	5,478
TV programming	-	-	-	-	800
Consulting	-	2,001,000	-	2,001,000	2,001,000
Service fees	-	5,770	-	2,723	6,195
Professional fees	-	6,000	-	6,000	6,000
Total Operating Expenses	-	2,012,770	-	2,009,723	2,019,473

OTHER (EXPENSE)

Unrealized loss on investment	-	(2,800,000)	-	(2,800,000)	(2,800,000)

Total other (expense)	-	(2,800,000)	-	(2,800,000)	(2,800,000)

NET LOSS APPLICABLE TO COMMON SHARES	$ - ============	$ (4,812,770) ============	$ - ============	$ (4,809,723) ===========	$ (4,819,473) ==============

NET LOSS PER BASIC AND DILUTED SHARES	$ - ============	$ (0.0559) ============	$ - ============	$ (.0632) ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	166,116,662 ============	86,116,662 ===========	166,116,662 ===========	76,116,662 ===========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

Cumulative Totals

May 17, 1996

	2004	2003	to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ (4,812,770)	$ (4,819,473)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Stock issued for services	-	2,001,000	2,004,778
Unrealized loss on investment	-	2,800,000	2,800,000

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	-	11,770	12,195
Total adjustments	-	4,812,770	4,816,973

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVATES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ - =========	==========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Shares issued for services	$ - ==========	$ 2,001,000 =========	$ 2,004,778 ==========
Shares issued for acquisition	$ - ==========	$ 2,800,000 =========	$ 2,800,000 ==========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Net loss	$ -	$ (4,812,770)
Weighted average common shares outstanding (Basic)	166,116,662	86,116,662
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	166,116,662 ===========	86,116,662 =========

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.   At June 30, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003
Net operating loss carryforwards	1,445,842	1,445,842
Less: valuation allowance	(1,445,842)	(1,445,842)
Net deferred tax assets	- ========	- =========

Net operating losses totaling approximately $4,819,000 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2004, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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

CASH 4 HOMES 247
Dated: August 19, 2004	By: /s/ Gordon Forgey Gordon Forgey, President
