Form 10QSB
period 2004-09-30
CASH 4 HOMES 247
filed 2004-11-22
CIK 1243445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X|  Quarterly Report Under Section 13 or 15(d) of Securities Exchange Act of 1934:  For period ending September 30, 2004

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

As of September 30, 2004, the registrant had 166,116,662 shares of common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

ASSET
Current Asset
Cash and cash equivalents	$ -

Total Current Asset	-

TOTAL ASSET	$ - ========
LIABILITY AND STOCKHOLDERS' (DEFICIT)

LIABILITY
Current Liability
Accounts payable and accrued expenses	$ 31,224

Total Current Liability	31,225

Total Liability	31,225

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.0001, 10,000,000 shares authorized and 10,000,000 shares issued and outstanding
1,000
Common stock, par value $.0001, 490,000,000 shares authorized and 166,116,662 shares issued and outstanding
16,612
Additional paid-in capital	4,789,666
Deficit accumulated during the development stage	(4,838,503)
Total Stockholders' (Deficit)	(31,225)

TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)	$ - =========

The accompanying notes are an integral part of the condensed financial statements


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		May 17, 1996 to
	2004	2003	2004	2003	Sept. 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	-	-	-	5,478
TV programming	-	-	-	-	800
Consulting	-	2,001,000	-	-	2,001,000
Service fees	30	5,770	30	-	6,225
Professional fees	19,000	6,000	19,000	-	25,000
Total Operating Expenses	-	2,012,770	19,030	-	2,038,503

OTHER (EXPENSE)

Unrealized loss on investment	-	(2,800,000)	-	-	(2,800,000)

Total other (expense)	-	(2,800,000)	-	-	(2,800,000)

NET LOSS APPLICABLE TO COMMON SHARES	$ (19,030) ============	$ (4,812,770) ===========	$ (19,030) ===========	$ - ==========	$ (4,838,503) ============

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.0001) ============	$ (0.0559) ==========	$ (0.0001) ===========	$ - ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	166,116,662 ============	86,116,662 ===========	166,116,662 ===========	76,116,662 ===========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

Cumulative Totals

May 17, 1996 to

	2004	2003	Sept. 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,030)	$ (4,812,770)	$ (4,838,503)
Adjustments to reconcile net loss to net cash (used in) operating activities
Stock issued for services	-	2,001,000	2,004,778
Unrealized loss on investment	-	2,800,000	2,800,000

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	19,030	11,770	31,225
Total adjustments	19,030	4,812,770	4,836,003

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD		-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ - =========	==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Shares issued for services	$ - ==========	$ 2,001,000 =========	$ 2,004,778 ==========
Shares issued for acquisition	$ - ==========	$ 2,800,000 =========	$ 2,800,000 ==========

The accompanying notes are an integral part of the condensed financial statements.


CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Net loss	$ (19,030)	$ (4,812,770)
Weighted average common shares outstanding (Basic)	166,116,662	86,116,662
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	166,116,662 ===========	86,116,662 =========

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” which eliminated the pooling of interest method of accounting for all business combinations initiated after September 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company adopted this accounting standard for business combinations initiated after September 30, 2001.

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.   At September 30, 2004 and 2003 deferred tax assets consist of the following:

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

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2004, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

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

CASH 4 HOMES 247
(FORMERLY THE JARVIS GROUP, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 4-               STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

On May 7, 2003, the Company issued 70,000,000 shares of common stock in exchange for 100% of the outstanding shares of Vu Buy Properties, Inc. The value of these shares were $.04 per share for a value of $2,800,000, the then current fair value of the shares at the time of acquisition. On June 25, 2003, the Company exchanged 100% of the stock it acquired in the Vu Buy Properties, Inc. transaction, for 1,000 shares of common stock of Univa Estates, Inc., a private company, and entered into an agreement with Univa to provide funding to develop franchise agreements, marketing materials, and business plans for the sale of Vu Buy franchises. The Univa stock was valued at the cost basis, and subsequently written down to $0. This is reflected as an unrealized loss on the condensed statements of operations for the six months ended September 30, 2003.

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
SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

CASH 4 HOMES 24/7
Dated: November 22, 2004	By: /s/ Gordon Forgey Gordon Forgey, President
