Form 10KSB
period 2004-12-31
CASH 4 HOMES 247
filed 2005-04-15
CIK 1243445

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-50317

CASH 4 HOMES 247
(Name of small business issuer in its charter)

Nevada	95-4558335
(State of Incorporation)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103
(Address of Principal Executive Offices) (Zip Code)
(702) 355-3103
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes           No __X___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $0.00 as of March 31, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

166,116,662 Common Shares as of March 31, 2005

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

Description of Business

The business purpose of the Company is to franchise nationally a system for acquiring and marketing real estate properties owned by motivated sellers.

Cash 4 Homes 247 has not selected any other company as an acquisition target or merger partner and does not intend to merge with or acquire any other business entity at this time.

Due to our inability to secure funding, we were unable to implement this business plan.  We have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

Employees

We currently have no employees other than our sole officer and director, Gordon Forgey.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of
1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW,
Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at
1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our office is located at 6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Trademarks and Intellectual Property

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Research and Development

We have incurred no research or development expenditures during the fiscal years ended December 31, 2003 or 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote at a meeting or otherwise during the fiscal years ended
December 31, 2003 or 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the Pink Sheets under the symbol “CSFM.PK.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated.
These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 Fiscal Year Ending December 31, 2004

 Quarter Ended

 High $

 Low $

 March 30, 2004

 0.01

 0.00

 June 30, 2004

 0.04

 0.03

 September 30, 2004

 0.01

 0.01

 December 31, 2004

 0.05

 0.01

On March 31, 2005 the last bid price per share of our common stock was $0.001.

PENNY STOCK

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities'
laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock;
(b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management discussed that there were no sales, operations or income in 2003 or 2004.  The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed.  Management said it is expected that the reorganization will be completed this year.

The following discussion with regard to our financial condition and operating results should be read in conjunction with our financial statements and attached footnotes that are included elsewhere in this Report. Except for the historical information contained in this Report, the discussion contained in this Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. These statements may be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative of these words or similar expressions or by discussions of strategy. Our actual results could differ materially from those discussed in this Report. Important factors that could cause actual results to differ include, among other things, our inability to consummate an acquisition of an operating business on terms favorable to us or, in the event we do consummate the transaction contemplated, our inability to successfully manage and operate the combined business.

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous
business plan.   Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

Results of Operations

The Company has had no operations during this quarter.  Management discussions centered on the need for additional financing.  There is no guaranty that the Company will be able to achieve this endeavor, however, Management is working hard towards this goal.  The OTCBB market exposure should enable the Company to raise additional capital, which is vital for its continued operations.

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

ITEM 7.  FINANCIAL STATEMENTS

The following are the audited financial statements.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

High Ridge Commons

Suites 400-403

200 Haddonfield Berlin Road

Gibbsboro, New Jersey 08026

(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cash 4 Homes 247

Las Vegas, Nevada

We have audited the accompanying balance sheet of Cash 4 Homes 247 as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended with cumulative totals since inception, May 17, 1996.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been prepared assuming that the
Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.
Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Cash 4 Homes 247 as of December 31, 2004 and 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of
America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

Gibbsboro, New Jersey

March 25, 2005

MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC
ACCOUNTANTS

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2004 AND 2003

 ASSET

 2004

 2003

 Current Asset

   Cash and cash equivalents

   $
-

   $
-

     Total Current Asset

-

-

 TOTAL ASSET

   $
-
 =========

   $
-
 =========

 LIABILITY AND STOCKHOLDERS' (DEFICIT)

 LIABILITY

 Current Liability

   Accounts payable and accrued expenses

   $        34,725

   $        12,195

       Total Current Liability

            34,725

            12,195

       Total Liability

            34,725

            12,195

 STOCKHOLDERS' (DEFICIT)

   Preferred stock, par value $.0001, 10,000,000 shares authorized and

     10,000,000 shares issued and outstanding

              1,000

               1,000

   Common stock, par value $.0001, 490,000,000 shares authorized and 166,116,662 shares issued and outstanding

            16,612

            16,612

   Additional paid-in capital

       4,789,666

       4,789,666

   Deficit accumulated during the development stage

      (4,842,003)

      (4,819,473)

       Total Stockholders' (Deficit)

           (34,725)

           (12,195)

 TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)

   $
-
 ==========

   $
-
 ==========

The accompanying notes are an integral part of the financial statements.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 20043 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

 Cumulative Totals

 May 17, 1996

 2004

 2003

 to December 31, 2004

 INCOME

$                   -

$                   -

$
-

 OPERATING EXPENSES

 Administrative expenses

30

-

5,508

 TV programming

-

-

800

 Consulting

-

        2,001,000

2,001,000

 Service fees

-

               5,770

6,195

 Professional fees

             22,500

               6,000

28,500

        Total Operating Expenses

 22,530

 2,012,770

 2,042,003

 OTHER (EXPENSE)

 Unrealized loss on investment

-

       (2,800,000)

 (2,800,000)

      Total other (expense)

-

       (2,800,000)

 (2,800,000)

 NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

   $        (22,530)
 ===========

   $   (4,812,770)
 ==========

   $               (4,842,003)
 ================

 NET INCOME (LOSS) PER BASIC AND DILUTED SHARES

   $        (0.0001)
 ===========

   $        (0.0382)
 ==========

 WEIGHTED AVERAGE NUMBER OF COMMON

     SHARES OUTSTANDING

 166,116,662
 =========

 126,116,662
 =========

The accompanying notes are an integral part of the financial statements.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FROM MAY 17, 1996 (INCEPTION) TO DECEMBER 31, 2004

 Additional

 Deficits Accumulated

 Preferred Stock

 Common Stock

 Paid-in

 During the Development

   Shares

 Amount

   Shares

 Amount

 Capital

 Stage

 Total

 Balance, May 17, 1996

                 -

   $            -

-

   $             -

   $
-

   $
-

$
-

 Common stock issued for cash

                 -

                -

        25,000

            2,500

-

-

              2,500

 Net loss - 1996

                 -

                -

-

                 -

-

          (2,500)

           (2,500)

 Balance, December 31, 1996

-

                -

        25,000

            2,500

    -

         (2,500)

-

 Net loss - 1997

                 -

                -

                  -

                 -

-

-

-

 Balance, December 31, 1997

-

                -

        25,000

            2,500

-

         (2,500)

-

 Change in par value to $.0001

                 -

                 -

-

          (2,498)

               2,498

                  -

-

 Stock split 100 for 1

                 -

                -

   2,475,000

               248

                 (248)

-

-

 Net loss - 1998

                 -

                -

-

                 -

-

                  -

-

 Balance, December 31, 1998

-

                -

   2,500,000

               250

               2,250

       (2,500)

-

 Stock split 3 for 1

                 -

                -

   5,000,000

                500

                 (500)

                -

-

 Net loss - 1999

                 -

                -

-

                 -

-

                -

      -

 Balance, December 31, 1999

-

                -

   7,500,000

               750

               1,750

      (2,500)

-

 Issuance of common shares for services

                 -

                -

    4,675,000

               468

-

                 -

                 468

 Net loss - 2000

                 -

                -

-

                 -

  -

          (468)

              (468)

 Balance, December 31, 2000

-

                -

 12,175,000

            1,218

               1,750

       (2,968)

-

 Issuance of common shares for services

                 -

                -

   5,665,176

               566

-

               -

                 566

 Reverse stock split 1 for 20

                 -

                -

 (16,948,159)

          (1,695)

               1,695

              -

-

 Issuance of common shares for services

                 -

                -

   8,000,000

               800

-

                -

                 800

 Net loss - 2001

                 -

                -

-

                 -

-

       (1,366)

          (1,366)

 Balance, December 31, 2001

-

                -

   8,892,017

                889

               3,445

       (4,334)

-

 Stock split 3 for 1

                 -

                -

   17,784,034

            1,779

              (1,779)

                -

           -

 Issuance of stock for equipment

                 -

                -

   19,440,611

            1,944

-

                -

             1,944

 Net loss - 2002

                 -

                -

-

                 -

-

      (2,369)

           (2,369)

 Balance, December 31, 2002

-

                -

   46,116,662

            4,612

               1,666

      (6,703)

              (425)

 Issuance of stock for investment

                 -

                -

   70,000,000

            7,000

        2,793,000

               -

      2,800,000

 Issuance of stock for services

   10,000,000

     1,000

   50,000,000

            5,000

        1,995,000

               -

      2,001,000

 Net loss - 2003

                 -

                -

                  -

                 -

-

   (4,812,770)

     (4,812,770)

 Balance, December 31, 2003

   10,000,000

      1,000

 166,116,662

          16,612

        4,789,666

   (4,819,473)

         (12,195)

 Net loss- 2004

                 -

                -

-

                 -

           -

         (22,530)

          (22,530)

 Balance, December 31, 2004

   10,000,000
 ========

   $  1,000
 ======

 166,116,662
 =========

   $      16,612
 =========

   $    4,789,666
 ==========

   $  (4,842,003)
 ==========

 $      (34,725)
 ==========

The accompanying notes are an integral part of the consolidated financial statements.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

 Cumulative Totals

 May 17, 1996

 2004

 2003

 to December 31, 2004

 CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss

   $  (22,530)

   $(4,812,770)

   $         (4,842,003)

    Adjustments to reconcile net loss to net cash

      (used in) operating activities

      Stock issued for services

                -

     2,001,000

             2,004,778

      Unrealized loss on investment

              -

      2,800,000

             2,800,000

   Changes in assets and liabilities

      Increase in accounts payable and

        accrued expenses

       22,530

         11,770

                 34,725

      Total adjustments

      22,530

    4,812,770

            4,839,503

      Net cash (used in) operating activities

                -

-

               (2,500)

 CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from the sale of common stock

                 -

-

                 2,500

        Net cash provided by financing activities

                 -

-

                  2,500

 NET INCREASE (DECREASE) IN

     CASH AND CASH EQUIVALENTS

                  -

                    -

-

 CASH AND CASH EQUIVALENTS -

     BEGINNING OF PERIOD

                 -

-

-

 CASH AND CASH EQUIVALENTS - END OF PERIOD

   $               -
 ========

   $                 -
 =========

$
-
 ============

 SUPPLEMENTAL DISCLOSURE OF NONCASH

    INFORMATION:

      Shares issued for services

   $              -
 ========

   $  2,001,000
 =========

   $           2,004,778
 =============

     Shares issued for acquisition

   $              -
 ========

   $  2,800,000
 =========

   $           2,800,000
 =============

The accompanying notes are an integral part of the financial statements.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

DECEMBER 31, 2004 AND 2003

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

 YEARS ENDED

 DECEMBER 31,

 2004

 2003

 Net loss

   $      (22,530)

   $   (4,812,770)

 Weighted average common shares

   outstanding (Basic)

   166,116,662

    126,116,662

 Options

-

-

 Warrants

-

-

 Weighted average common shares

   outstanding (Diluted)

   166,116,662
 =========

     126,116,662

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

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

DECEMBER 31, 2004 AND 2003

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

DECEMBER 31, 2004 AND 2003

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

At December 31, 2004 and 2003 deferred tax assets consist of the following:

 2004

 2003

 Net operating loss carryforwards

     1,452,601

     1,445,842

 Less: valuation allowance

   (1,452,601)

   (1,445,842)

 Net deferred tax assets

                 -
 =========

                 -
 ========

Net operating losses totaling approximately $4,842,003 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4-
 STOCKHOLDERS’
DEFICIT

Common Stock

As of December 31, 2004, the Company has 490,000,000 shares of common stock authorized and 166,116,662 shares issued and outstanding.

CASH 4 HOMES 247

(FORMERLY THE JARVIS GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2004 AND 2003

NOTE 4-
 STOCKHOLDERS’
DEFICIT (CONTINUED)

Common Stock (Continued)

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

DECEMBER 31, 2004 AND 2003

NOTE 4-
 STOCKHOLDERS’
DEFICIT (CONTINUED)

Common Stock(Continued)

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL AND

                 FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and  operation of the Company's disclosure controls and procedures (as defined in  Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.  This
evaluation was carried out under the supervision and with the participation of the Company's management, specifically Mr. Gordon
Forgey, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief
Financial Officer, to allow timely decisions regarding required disclosure.

8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;

        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of Cash 4 Homes 247 as of
December 31, 2003:

Name

Age

Position

Gordon Forgey

55

President, Secretary, Treasurer and Sole Director

Gordon Forgey, President, Chief Executive Officer and Chief Financial Officer.  Since 1985, Mr. Forgey has been in the Real Estate Investment market as a consultant.

ITEM 10.  EXECUTIVE COMPENSATION

There is no executive compensation given to any officers and directors of the company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth, as at December 31, 2004, certain information as to shares of the common stock owned by (i) each person known by management to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and (iii)
all executive officers and directors as a group:

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

9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS.

 EXHIBIT
 NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to Exhibit 3.1

 3.2

 Bylaws

 Incorporated by reference to Exhibit 3.2

 31.1

 Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

 Attached

 31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

 Attached

 32.1

 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Attached

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two years for professional services rendered by the principal accountant for the audit of Cash 4 Homes 247 annual financial statements and review of financial statements included in Cash 4 Homes 247 form 10-KSB, and services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was $10,000 and $10,000 respectively.

Audit - Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASH 4 HOMES 247

Date:  April 13,
2005
By: /s/ Gordon Forgey

                                                                                             Gordon Forgey, Chief Executive Officer and

                                                                                             Chief Financial Officer

P