Form 10QSB
period 2005-09-30
CASH 4 HOMES 247
filed 2005-11-22
CIK 1243445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 000-50317

Vegas Equity International Corp.
(Exact name of small Business Issuer as specified in its charter)

Nevada	95-4558335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6767 West Tropicana Avenue, Suite 204 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 355-3103
Issuer’s telephone number, including area code:

Cash 4 Homes 24/7
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,966,166,620 shares of common stock as September 30, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of September 30, 2005.
(b)	Condensed Statements of Operations for the nine and three month months ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;
(c)	Condensed Statements of Cash Flow for the nine and three months ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

3

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2005 (UNAUDITED)

ASSET

Current Asset
Cash and cash equivalents	$-

Total Current Asset	-

TOTAL ASSET	$-

LIABILITY AND STOCKHOLDERS' (DEFICIT)

LIABILITY
Current Liability
Accounts payable and accrued expenses	$45,225

Total Current Liability	45,225

Total Liability	45,225

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.0001; 10,000,000 shares authorized and
10,000,000 shares issued and outstanding	1,000
Common stock, par value $.0001; 5,000,000,000 shares authorized and
2,966,166,620 shares issued and outstanding	296,617
Additional paid-in capital	1,816,716
Deficit accumulated during the development stage	(2,159,558)

Total Stockholders' (Deficit)	(45,225)

TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)	$-

The accompanying notes are an integral part of these condensed financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		May 17, 1996 to
	2005	2004	2005	2004	September 30, 2005
					(Restated)

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Organizational costs	2,108,710	-	-	-	2,113,563
TV programming	-	-	-	-	800
Service fees	-	30	-	30	6,195
Professional fees	10,500	19,000	3,500	19,000	39,000
Total Operating Expenses	2,119,210	19,030	3,500	19,030	2,159,558

NET LOSS APPLICABLE TO COMMON SHARES	$(2,119,210)	$(19,030)	$(3,500)	$(19,030)	$(2,159,558)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,834,346,107	395,666,620	2,834,346,107	395,666,620

The accompanying notes are an integral part of these condensed financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			(Restated)
			Cumulative Totals
			May 17, 1996
	2005	2004	to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,119,210)	$(19,030)	$(2,159,558)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Stock issued for organizational costs	2,108,710	-	2,111,833

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	10,500	19,030	45,225
Total adjustments	2,119,210	19,030	2,157,058

Net cash (used in) operating activities	-	-	(2,500)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	2,500

NET INCREASE IN CASH AND
CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Stock issued for organizational costs	$2,108,710	$-	$2,111,833

The accompanying notes are an integral part of these condensed financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

In January 2005, the Company increased the authorized number of shares from 490,000,000 to 5,000,000,000.

On September 2, 2005, the Company changed its name to Vegas Equity International Corp.

The business purpose of the Company is to franchise nationally a system for acquiring and marketing real estate properties owned by motivated sellers.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended
	September 30,
	2005	2004

Net loss	$(2,119,210)	$(19,030)

Weighted average common shares
outstanding (Basic)	2,834,346,107	395,666,620

	-	-
	-	-
Weighted average common shares
outstanding (Diluted)	2,834,346,107	395,666,620

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation (Continued)

based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

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

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.
At September 30, 2005 deferred tax assets consist of the following:
2005

Deferred tax assets	$647,867

Less: valuation allowance	(647,867)

Net deferred tax assets	$-

Net operating losses totaling approximately $2,159,558 are currently available and begin to expire in 2018.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2005, the Company has 5,000,000,000 shares of common stock authorized and 2,966,166,620 shares issued and outstanding.

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

On January 8, 2002, the Company split its common stock 3 for 1.

On May 17, 2002, the Company issued 19,440,611 shares of common stock for equipment. The shares were valued at $.0001 per share for a value of $1,944, the then fair value of the stock at the time of issuance. Subsequent to the issuance, the equipment was deemed to be worthless, and the Company impaired the equipment to $0.  In addition, 6,550,000 were later cancelled during the year. This transaction has been retroactively restated to the date of issuance.

On May 7, 2003, the Company issued 70,000,000 shares of common stock in exchange for 100% of the outstanding shares of Vu Buy Properties, Inc. The value of these shares were $.04 per share for a value of $2,800,000, the then current fair value of the shares at the time of acquisition. On June 25, 2003, the Company exchanged 100% of the stock it acquired in the Vu Buy Properties, Inc.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 4-               STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

transaction, for 1,000 shares of common stock of Univa Estates, Inc., a private company, and entered into an agreement with Univa to provide funding todevelop franchise agreements, marketing materials, and business plans for the sale of Vu Buy franchises. The Univa stock was valued at the cost basis, and subsequently written down to $0. This is reflected as an unrealized loss on the condensed statements of operations for the year ended December 31, 2003. These shares were subsequently cancelled in 2003 and the transaction has been retroactively restated to the date of issuance.

Additionally, on May 7, 2003 the Company issued 50,000,000 shares of common stock for consulting services valued at $.04 per share for a value of $2,000,000, the then fair value of the stock at the time of issuance. These shares were subsequently cancelled in 2003 and the transaction has been retroactively restated to the date of issuance.

In January 2005, the Company issued 257,050,000 shares of common stock for organizational costs valued at $.0082 per share for a value of $2,107,810, the then fair value of the stock at the time of issuance.

In January 2005, the Company issued a 10:1 stock dividend.

Preferred Stock

The Company, on May 7, 2003, authorized the issuance of 10,000,000 shares of convertible preferred stock with a par value of $.0001.

These shares are convertible into common stock at a 5 for 1 ratio. All 10,000,000 shares were issued on May 7, 2003 for services. The value of these shares were par value, $1,000.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

NOTE 6-               RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company had amended its previously issued financial statements for the period May 17, 1996 (inception) through June 30, 2005 on the condensed financial statements for the six months ended June 30, 2005. The Company had amended these condensed financial statements to recognize the cancellation of 50,000,000 shares and 6,550,000 shares respectively, in 2003 for consulting services and administrative expenses for $2,001,000 and $655, respectively. Also in 2003, the Company cancelled 70,000,000 shares for an investment that previously was written-off for $2,800,000. In addition, the Company issued 256,550,000 shares for organizational costs for $2,108,710. These transactions resulted in an reduction of the net loss applicable to common shares of $2,692,945 for the period May 17, 1996 (inception) through June 30, 2005 as restated, and a reduction of the deficit accumulated during the development stage to $2,156,058.

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

Overview

The Company was incorporated as Overtime, Ltd. on May 17, 1996, under laws of the State of Nevada. Later the Company was named Callwriter, Inc. On November 10, 1999, the Company changed its name to American Broadsports. On November 29, 1999, the Company changed its name to Sierra Pacific Gypsum Corporation. On June 15, 2000, the Company changed its name to Sanitec Holdings USA. On November 29, 2000, the Company changed its name to Co-Media, Inc. On June 27, 2001, the Company changed its name to Select, Inc. and then changed it back to Co-Media, Inc. on October 22, 2001. On January 7, 2002, the Company changed its name to The Jarvis Group, Inc. On May 7, 2003, the Company changed its name to Cash 4 Homes 247. On September 2, 2005, the Company changed its name to Vegas Equity International Corp.

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

Assets

As of September 30, 2005, we have no assets and cash at hand.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2005 were $45,225. On September 30, 2005 our liabilities consisted of accounts payable and accrued expenses in the amount of $45,225.

As of September 30, 2005, there was a Stockholders’ deficit of $45,225.

Results of Operations

We have not earned any revenues from inception through the period ending September 30, 2005. As a result, we did not earn any revenue during the three months ended September 30, 2005 or 2004.

We incurred operating expenses in the amount of $2,119,210 for the nine months ended September 30, 2005, compared to operating expenses of $19,030 for the nine months ended September 31, 2004. Our operating expenses for the three months ended September 30, 2005 were entirely attributable to professional fees. The significant increase in our expenses in primarily attributable to organizational and accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $2,119,210 for the nine month period ended September 30, 2005, compared to $19,030 for the nine month period ended September 30, 2004. Our losses for the three months ended September 30, 2005 and 2004 are entirely attributable to organizational and accounting fees.

Liquidity and Capital Resources

As of September 30, 2005, we had cash in the amount of $0. We had a working capital deficit of $45,225 on September 30, 2005. As a result, we had insufficient capital to complete our business plan in the event that a suitable business or technology was identified.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2005, we incurred cumulative losses of approximately $2,159,558. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Forgey. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On September 2, 2005, the Company changed its name to Vegas Equity International Corp.

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

VEGAS EQUITY INTERNATIONAL CORP.

Date:	November 21, 2005

By: /s/ Gordon Forgey Gordon Forgey Title: Chief Executive Officer and Chief Financial Officer