Form 10KSB
period 2005-12-31
VEGAS EQUITY INTERNATIONAL CORP
filed 2006-04-20
CIK 1243445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-50317

VEGAS EQUITY INTERNATIONAL CORP.
(Name of small business issuer in its charter)
Nevada	95-4558335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6767 West Tropicana Avenue, Suite 204 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (702) 355-3103
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State issuer’s revenue for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,459,167 as of December 31, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,966,166,620 Common Shares as of December 31, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1. Description of Business

Overview

The Company was incorporated as Overtime, Ltd. on May 17, 1996, under laws of the State of Nevada. Later the Company was named Callwriter, Inc. On November 10, 1999, the Company changed its name to American Broadsports. On November 29, 1999, the Company changed its name to Sierra Pacific Gypsum Corporation. On June 15, 2000, the Company changed its name to Sanitec Holdings USA. On November 29, 2000, the Company changed its name to Co-Media, Inc. On June 27, 2001, the Company changed its name to Select, Inc. and then changed it back to Co-Media, Inc. on October 22, 2001. On January 7, 2002, the Company changed its name to The Jarvis Group, Inc. On May 7, 2003, the Company changed its name to Cash 4 Homes 247. On November 18, 2005, the Company changed its name to Vegas Equity International Corp.

The business purpose of the Company is to franchise nationally a system for acquiring and marketing real estate properties owned by motivated sellers.

Description of Business

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan. Since this time, we have attempted to identify and evaluate other businesses and technology opportunities for acquisition in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time.

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

At the present time, we have no employees other than our sole officer, Mr. Gordon Forgey. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended December 31, 2005 or 2004.

Item 2. Description of Property

We do not own any real estate property. Our offices are located at 6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which our sole officer or director or any beneficial holder of 5% or more of our voting securities is adverse to us or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote at a meeting or otherwise during the fiscal years ended December 31, 2005 or 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the Pink Sheets, which is sponsored by the National Association of Securities Dealers (“NASD”). The Pink Sheets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “VGSE.”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated for which such information was available. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.001	0.001
June 30, 2005	0.009	0.009
September 30, 2004	0.009	0.009
December 31, 2005	0.0025	0.0025

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.01	0.01
June 30, 2004	0.04	0.03
September 30, 2004	0.01	0.01
December 31, 2004	0.05	0.0

On December 31, 2005 the last sales price per share of our common stock was $0.00025.

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

Holders of Our Common Stock

As of December 31, 2005, there were approximately five hundred sixty-three (563) holders of our common stock and several other stockholders hold shares in street name.

Dividends

In January 2005, the Company issued a 9 for 1 stock dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

In January 2005, the Company issued 257,050,000 shares of common stock.

Item 6. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Mr. Gordon Forgey. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of December 31, 2005 and 2004 we had no assets or cash at hand.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2005 were $55,725, compared to $34,725 as of December 31, 2004. On December 31, 2005, we had current liabilities in the amount of $55,725. Our current liabilities consisted of accounts payable and accrued expenses in the amount of $55,725.

Results of Operations

We have had no material business operations. As a result, we did not earn any revenue during the fiscal year ended December 31, 2005.

We incurred operating expenses in the amount of $21,000 for the fiscal year ended December 31, 2005, compared to operating expenses of $22,530 for the fiscal year ended December 31, 2004. Our operating expenses for the fiscal year ended December 31, 2005 were entirely attributable to professional expenses.

We incurred a net loss of $21,000 in the fiscal year ended December 31, 2005, compared to $22,530 for the fiscal year end December 31, 2004. Our losses for the fiscal year ended December 31, 2005 and in the prior fiscal year are entirely attributable to professional expenses.

Liquidity and Capital Resources

As of December 31, 2005 and 2004 we had no cash at hand. We had a working capital deficit of $55,725 as of December 31, 2005, compared to $34,725 for the fiscal year end December 31, 2004. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to December 31, 2005, we incurred cumulative losses of approximately $63,003. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recent Accounting Pronouncements

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The effect of FIN 47 on the Company’s financial position, results of operations and cash flows is immaterial.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have, but the Company does not expect that it will have a material impact on its financial condition, results of operations or cash flows.

Item 7. Financial Statements

Index to Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of December 31, 2005 and December 31, 2004;
F-3	Statements of Operations for the Years Ended December 31, 2005 and December 31, 2004 with Cumulative Totals since Inception;
F-4	Statement of Stockholders’ Deficit for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004 with Cumulative Totals since inception;
F-6 - 11	Notes to Financial Statements.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vegas Equity International Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Vegas Equity International Corp. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended with cumulative totals since inception, May 17, 1996. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vegas Equity International Corp. as of December 31, 2005 and 2004 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the years ended December 31, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
March 31, 2006

MEMBER OF: AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

VEGAS EQUITY INTERNATIONAL CORP.
(FORERMLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSET

	2005	2004
Current Asset
Cash and cash equivalents	$-	$-

Total Current Asset	-	-

TOTAL ASSET	$-	$-

LIABILITY AND STOCKHOLDERS' (DEFICIT)

LIABILITY
Current Liability
Accounts payable and accrued expenses	$55,725	$34,725

Total Current Liability	55,725	34,725

Total Liability	55,725	34,725

STOCKHOLDERS' (DEFICIT)
Preferred stock, par value $.0001, 10,000,000 shares authorized and
10,000,000 shares issued and outstanding at December 31, 2005 and 2004	1,000	1,000
Common stock, par value $.0001, 5,000,000,000 shares authorized and
2,966,166,620 shares issued and outstanding at December 31, 2005 and
395,666,620 shares authorized and 166,116,662 shares issued and
outstanding at December 31, 2004, respectively	4,028	4,028
Additional paid-in capital	2,250	2,250
Deficit accumulated during the development stage	(63,003)	(42,003)

Total Stockholders' (Deficit)	(55,725)	(34,725)

TOTAL LIABILITY AND STOCKHOLDERS' (DEFICIT)	$-	$-

The accompanying notes are an integral part of the financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORERMLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			May 17, 1996 to
	2005	2004	December 31, 2005

INCOME	$-	$-	$-

OPERATING EXPENSES
Administrative expenses		30	5,508
TV programming	-	-	800
Consulting	-	-	1,000
Service fees	-	-	6,195
Professional fees	21,000	22,500	49,500
Total Operating Expenses	21,000	22,530	63,003

NET LOSS APPLICABLE TO COMMON SHARES	$(21,000)	$(22,530)	$(63,003)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.0000)	$(0.0001)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	2,966,166,620	395,666,620

The accompanying notes are an integral part of the financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORERMLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FROM MAY 17, 1996 (INCEPTION) TO DECEMBER 31, 2005

					Additional	Deficits Accumulated
	Preferred Stock		Common Stock		Paid-in	During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, May 17, 1996	-	$-	-	$-	$-	$-	$-
Common stock issued for cash	-	-	11,250,000	2,500	-	-	2,500
Net loss - 1996	-	-	-	-	-	(2,500)	(2,500)
Balance, December 31, 1996	-	-	11,250,000	2,500	-	(2,500)	-

Net loss - 1997	-	-	-	-	-	-	-
Balance, December 31, 1997	-	-	11,250,000	2,500	-	(2,500)	-

Change in par value to $.0001	-	-	-	(2,250)	2,250	-	-
Net loss - 1998	-	-	-	-	-	-	-
Balance, December 31, 1998	-	-	11,250,000	250	2,250	(2,500)	-

Net loss - 1999	-	-	-	-	-	-	-
Balance, December 31, 1999	-	-	11,250,000	250	2,250	(2,500)	-

Issuance of common shares for services	-	-	7,012,500	468	-	-	468
Net loss - 2000	-	-	-	-	-	(468)	(468)
Balance, December 31, 2000	-	-	18,262,500	718	2,250	(2,968)	-

Issuance of common shares for services	-	-	8,498,010	566	-	-	566
Issuance of common shares for services	-	-	240,000,000	800	-	-	800
Net loss - 2001	-	-	-	-	-	(1,366)	(1,366)
Balance, December 31, 2001	-	-	266,760,510	2,084	2,250	(4,334)	-

Issuance of stock for equipment	-	-	128,906,110	1,944	-	-	1,944
Net loss - 2002	-	-	-	-	-	(2,369)	(2,369)
Balance, December 31, 2002	-	-	395,666,620	4,028	2,250	(6,703)	(425)

Issuance of stock for services	10,000,000	1,000	-	-	-	-	1,000
Net loss - 2003	-	-	-	-	-	(12,770)	(12,770)
Balance, December 31, 2003	10,000,000	1,000	395,666,620	4,028	2,250	(19,473)	(12,195)

Net loss- 2004	-	-	-	-	-	(22,530)	(22,530)
Balance, December 31, 2004	10,000,000	1,000	395,666,620	4,028	2,250	(42,003)	(34,725)

Stock issuance	-	-	2,570,500,000	-	-	-	-
Net loss- 2005	-	-	-	-	-	(21,000)	(21,000)
Balance, December 31, 2005	10,000,000	$1,000	2,966,166,620	$4,028	$2,250	$(63,003)	$(55,725)

The accompanying notes are an integral part of the financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORERMLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			May 17, 1996 to
	2005	2004	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(21,000)	$(22,530)	$(63,003)
Adjustments to reconcile net loss to net cash
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	21,000	22,530	55,725
Total adjustments	21,000	22,530	55,725

Net cash (used in) operating activities	-	-	(7,278)

CASH FLOWS FROM FINANCING ACTIVITES
Issuance of stock			4,778
Sale of common stock	-	-	2,500

Net cash provided by financing activities	-	-	7,278

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
INFORMATION:

Shares issued for services and equipment	$-	$-	$4,778

The accompanying notes are an integral part of the financial statements.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1-                 ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated as Overtime, Ltd. on May 17, 1996, under laws of the State of Nevada. Later the Company was named Callwriter, Inc. On November 10, 1999, the Company changed its name to American Broadsports. On November 29, 1999, the Company changed its name to Sierra Pacific Gypsum Corporation. On June 15, 2000, the Company changed its name to Sanitec Holdings USA. On November 29, 2000, the Company changed its name to Co-Media, Inc. On June 27, 2001, the Company changed its name to Select, Inc. and then changed it back to Co-Media, Inc. on October 22, 2001. On January 7, 2002, the Company changed its name to The Jarvis Group, Inc. On May 7, 2003, the Company changed its name to Cash 4 Homes 247. On September 1, 2005 the Company changed its name to Vegas Equity International Corp.

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

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

Net (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2005	2004

Net loss	$(21,000)	$(22,530)

Weighted average common shares
outstanding (Basic)	2,966,166,620	395,666,620

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	2,966,166,620	395,666,620

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

Recent Accounting Pronouncements

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for the year ended December 31, 2005. The effect of FIN 47 on the Company’s financial position, results of operations and cash flows is immaterial.

In May 2005, the FASB issued SFAS 154, “Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS 154 beginning January 1, 2006. Because SAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of SFAS 154 will have, but the Company does not expect that it will have a material impact on its financial condition, results of operations or cash flows.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At December 31, 2005 and 2004 deferred tax assets consist of the following:

	2005	2004

Net operating loss carryforwards	12,601	8,401

Less: valuation allowance	(12,601)	(8,401)

Net deferred tax assets	-	-

Net operating losses totaling approximately $63,003 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

There is no provision for the years ended December 31, 2005 and 2004.

NOTE 4-               STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2005, the Company has 5,000,000,000 shares of common stock authorized and 2,966,166,620 shares issued and outstanding.

The Company has amended their Articles of Incorporation at various times amending the authorized share level and par value. As stated the current authorized level is 5,000,000,000 common shares with a par value of $.0001.

The following details the stock transactions for since inception:

In May 1996, the Company issued 25,000 shares of common stock for $2,500 at a value of $.10 per share.

The Company on November 10, 1998 had a 100 for 1 stock split. On November 15, 1999, the Company had a 3 for 1 stock split.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

NOTE 4-                STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

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

On May 7, 2003, the Company issued 70,000,000 shares of common stock in exchange for 100% of the outstanding shares of Vu Buy Properties, Inc. The shares were valued at $.04 per share for a value of $2,800,000, the then current fair value of the shares at the time of acquisition. On June 25, 2003, the Company exchanged 100% of the stock it acquired in the Vu Buy Properties, Inc. transaction for 1,000 shares of common stock of Univa Estates, Inc., a private company, and entered into an agreement with Univa to provide funding to develop franchise agreements, marketing materials, and business plans for the sale of Vu Buy franchises. The Univa stock was valued at the cost basis, and subsequently written down to $0. This is reflected as an unrealized loss on the condensed statements of operations for the year ended December 31, 2003. These shares were subsequently cancelled in 2003 and the transaction has been retroactively restated to the date of issuance.

VEGAS EQUITY INTERNATIONAL CORP.
(FORMERLY CASH 4 HOMES 247)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004

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

In January 2005, the Company issued 257,050,000 shares of common stock.

In January 2005, the Company issued a 10:1 stock dividend.

Preferred Stock

The Company, on May 7, 2003, authorized the issuance of 10,000,000 shares of convertible preferred stock with a par value of $.0001.

These shares are convertible into common stock at a 5 for 1 ratio. All 10,000,000 shares were issued on May 7, 2003 for services at par value, $1,000.

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

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Gordon Forgey. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the board of directors.

Name	Age	Position
Gordon Forgey	56	President, Secretary, Treasurer and Sole Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Gordon Forgey, President, Chief Executive Officer and Chief Financial Officer.  Since 1985, Mr. Forgey has been in the Real Estate Investment market as a consultant.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any employees other than our sole officer, Gordon Forgey.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Gordon Forgey, CEO, CFO, and Director	0	0	0

Code of Ethics Disclosure

As of December 31, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Gordon Forgey	Director, CEO, and CFO	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended December 31, 2005. We have not granted any stock options to our executive officers or employees since December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name and Address of Owner	Shares Beneficially Owned	Percentage Ownership
Common	Gordon Forgey 6767 West Tropicana Avenue Suite 204 Las Vegas, Nevada 89103	14,000,000	0.47%
Total of all directors and executive officers		14,000,000	0.47%
Preferred	Pamela Harrison Trustee of the Brown Lychee Trust 3924 White Cedar Las Vegas, Nevada 89115	100,000,000	3.37%

Common	Pamela Harrison 3924 White Cedar Las Vegas, Nevada 89115	35,000,000	1.18%

Common	Pamela Harrison, Trustee of the Alex Irrevocable Trust 3924 White Cedar Las Vegas, Nevada 89115	34,300,000	1.16%

Common	Pamela Harrison, Trustee of the Brown Lychee Insurance Trust 3924 White Cedar Las Vegas, Nevada 89115	530,600,000	17.9%

Common	Pamela Harrison, Trustee of the Mekela Irrevocable Trust 3924 White Cedar Las Vegas, Nevada 89115	34,300,000	1.16%

Common	Pamela Harrison, Trustee of the Thomas Irrevocable Trust 3924 White Cedar Las Vegas, Nevada 89115	34,300,000	1.16%
Total Shares Held		768,500,000	25.93%

The percent of class is based on 2,996,166,620 shares of common stock issued and outstanding as of December 31, 2005.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us

Item 13. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 and a review of the financial statements for the interim periods included in our quarterly reports together were $14,000 and $10,000.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEGAS EQUITY INTERNATIONAL CORP.

By:	/s/ Gordon Forgey
Gordon Forgey
Chief Executive Officer, Chief Financial Officer, and Director
Date: April 17, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By: /s/ Gordon Forgey
Gordon Forgey
Director
April 17, 2006